Form 10-K
period 2003-12-31
MS STRUCTURED SATURNS SERIES 2003-13
filed 2004-03-30
CIK 1279657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2003
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                  COMMISSION FILE NUMBERS 001-16443, 333-101155
                                          ---------------------


                            MS STRUCTURED ASSET CORP.
                                  ON BEHALF OF
                            SATURNS TRUST NO. 2003-13
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       13-4026700
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


      1585 BROADWAY, SECOND FLOOR
           NEW YORK, NEW YORK                                   10036
         ATTENTION: JOHN KEHOE                               (Zip Code)
(Address of principal executive office)

Registrant's telephone number, including area code:         (212) 761-2520

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------

SATURNS  CREDIT SUISSE FIRST BOSTON              NEW YORK STOCK EXCHANGE
(USA), INC. DEBENTURE  BACKED SERIES
2003-13 CLASS A CALLABLE UNITS

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         All of the common stock of the registrant is held by Morgan Stanley.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes X   No
                          ---    ---

                      As of February 20, 2004, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        The distribution reports to security holders filed on Form 8-K during the Fiscal Year in lieu of reports on Form 10-Q.

                                Introductory Note

The Registrant is the depositor under the trust agreements for it various SATURNS Units listed on the New York Stock Exchange. The Units do not represent obligations of or interests in the Depositor. Pursuant to staff administrative positions established in various no-action letters, see e.g. Corporate Asset Backed Corporation (available August 9, 1995), the Registrant is not required to respond to various items of Form 10-K. Such items are designated herein as "Not applicable." Distribution reports detailing receipts and distributions by each trust are filed shortly after each distribution date on Form 8-K in lieu of reports on Form 10-Q.

The underlying security issuer or guarantor, as applicable, of the securities held by each of the trusts is subject to the informational requirements of the Exchange Act. The underlying security issuer or guarantor, as applicable, currently files reports, proxy statements and other information with the SEC. For information regarding such underlying security issuer or guarantor, you should refer to such reports. These periodic, current and other reports and other information can be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of those materials can be obtained by making a written request to the SEC, Public Reference Section, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The SEC also maintains a website on the internet at http://www.sec.gov at which users can view and download copies of reports, proxy, information statements and other information filed electronically. In addition, those reports and other information may also be obtained from the underlying security issuer by making a request to the underlying security issuer. The trust, the trustee, the Registrant, and their affiliates have not verified, have not undertaken to verify, and will not verify, the content of any such reports or information. The name and the central index key (CIK) for each underlying security issuer or guarantor is set forth below:

 Trust              Underlying Security Issuer or Guarantor                  CIK
2003-13      Credit Suisse First Boston (USA), Inc.                   0000029646

                                     PART I

ITEM 1.  BUSINESS

         Not Applicable

ITEM 2.  PROPERTIES

         Not Applicable

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Units issued by the SATURNS trusts listed below representing investors' interest in such trust are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. The Units are listed on the New York Stock Exchange:

SATURNS Trust No. 2003-13 Class A Units (Credit Suisse First Boston (USA), Inc. Debenture Backed)

ITEM 6.  SELECTED FINANCIAL DATA

         Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not Applicable

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Not Applicable

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A. CONTROLS AND PROCEDURES

         Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not Applicable

ITEM 11. EXECUTIVE COMPENSATION

         Not Applicable

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Not Applicable

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report: None

         (b) Reports on Form 8-K:

See Table Below:

-------------------------------------------------------------------------------------------------------------------
 SATURNS Trust No.:       Closing Date             Payment Dates             Form 8-K Filing Dates (Not Trust
                                                                           Agreement Filings in connection with
                                                                                       Closing Date)


                                                                                        For FY 2003

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
2003-13               8/28/03              January 15 and July 15        None required during fiscal year
-------------------------------------------------------------------------------------------------------------------

         (c) Exhibits:

Exhibit 23 Consent of Pustorino, Puglisi & Co., LLP (See Exhibit 99.1--contained in final paragraph of accountants' letter)
Exhibit 31.1      Rule 13a-14(d) Certification
Exhibit 31.2      Trustee Compliance Certification
Exhibit 99.1      Report of Pustorino, Puglisi & Co., LLP

         (d) Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  March 30, 2004

                                        MS STRUCTURED ASSET CORP.
                                        (Registrant)



                                        By:     /s/ JOHN KEHOE
                                           -----------------------------------
                                        Name:   John Kehoe
                                        Title:  Vice President
                                        Date:   March 30, 2004