Form 10-K
period 2007-12-31
MS STRUCTURED SATURNS SERIES 2003-13
filed 2008-03-28
CIK 1279657

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

For the fiscal year ended December 31, 2007

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

Large accelerated filer ___    Accelerated filer ___   Non-accelerated filer   X

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).    Yes ___ No     X

         All of the common stock of the registrant is held by Morgan Stanley. As of March 11, 2008, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

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

            (a) The following documents are filed as part of this Report: None

            (b) Reports on Form 8-K:

See Table Below:

 SATURNS Trust No.:              Closing Date                 Payment Dates                      Form 8-K Filing Dates (Not Trust
                                                                                               Agreement Filings in connection with
                                                                                                           Closing Date)

                                                                                                            For FY 2007
2003-13                          8/28/03                  January 15 and July 15                 January 19, 2007 and July 19,  2007


         (c) Exhibits:

Exhibit 23 Consent of Pustorino, Puglisi & Co., LLP (See Exhibit 99.1- -contained in final paragraph of accountants' letter)
Exhibit 31.1      Rule 13a-14(d) Certification
Exhibit 31.2      Trustee Compliance Certification
Exhibit 99.1      Report of Pustorino, Puglisi & Co., LLP

         (d) Not applicable

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date:  March 24, 2008

                                                    MS STRUCTURED ASSET CORP.
                                                    (Registrant)


                                                    By:       /s/Madhu Philips
                                                       ------------------------
                                                    Name:     Madhu Philips
                                                    Title:    Vice President

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



                                                    By:       /s/Madhu Philips
                                                      --------------------------
                                                    Name:     Madhu Philips
                                                    Title:    Vice President
                                                    Date:    March 24, 2008

                                                                    Exhibit 31.2
                                COMPLIANCE CERTIFICATE

                  In connection with the preparation and delivery of the annual report on Form 10-K of MS Structured Asset Corp. on behalf of SATURNS Trust No. 2003-13 for the fiscal year ending December 31, 2007, and the certifications given by Madhu Philips with respect thereto, the undersigned hereby certifies that she is a duly elected Vice President of LaSalle Bank National Association and further certifies in her capacity as such as follows:


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


                                                 By:      /s/Barbara L. Marik
                                                    ----------------------------
                                                 Name:    Barbara L. Marik
                                                 Title:   Senior Vice President
                                                 Date:    March 20, 2008

                                                                       EXHIBIT A

SATURNS Trust No.:       Closing Date                         Payment Dates                         Form 8-K Filing Dates (Not Trust
                                                                                                  Agreement Filings in connection
                                                                                                          with Closing Date)

                                                                                                                For FY 2007
2003-13                   8/28/03                         January 15 and July 15                 January 19, 2007 and July 19,  2007

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

                 [On Pustorino, Puglisi & Co., LLP Letterhead]





                       INDEPENDENT ACCOUNTANT'S REPORT
                     ON APPLYING AGREED-UPON PROCEDURES



LaSalle Bank National Association
135 S. LaSalle Street, Suite 1625
Chicago, IL 60603

MS Structured Asset Corp.
1585 Broadway
New York, NY 10036


With respect to the "Structured Asset Trust Unit Repackagings 2003-13" (SATURNS Trust 2003-13) we have performed the procedures listed below, which were agreed to by LaSalle Bank National Association (the Trustee) and MS Structured Asset Corp. (the Depositor) solely to assist the Depositor in evaluating the Trustee's assertions that the administration of the Trust Property of SATURNS Trust 2003-13 (the Trust) was conducted in accordance with the terms of the Trust Agreement relating thereto for the year ended December 31, 2007. This agreed -upon procedures engagement was performed in accordance with attestation standards established by the American Institute of Certified Public Accountants. The sufficiency of these procedures is solely the responsibility of the specified users of this report, the Trustee and the Depositor. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.

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


/s/ Pustorino, Puglisi & Co., LLP
----------------------------------
Pustorino, Puglisi & Co., LLP
New York, New York
March 11, 2008

                    [On MS Structured Asset Corp. Letterhead]




March 11, 2008



Pustorino, Puglisi & Co., LLP
515 Madison Avenue
New York, NY 10022

Gentlemen:

In connection with your engagement to apply the agreed-upon procedures, as listed in your engagement letters dated January 28, 2008 and your reports dated March 11, 2008, for the Trusts listed below:

      SATURNS 2003-11                            SATURNS 2004-1
      SATURNS 2003-12                            SATURNS 2004-2
      SATURNS 2003-13                            SATURNS 2004-4
      SATURNS 2003-15                            SATURNS 2004-6
      SATURNS 2003-16                            SATURNS 2005-1
      SATURNS CBT Series 2003-1                  SATURNS 2005-2
      TILES Series 2005-1                        SATURNS 2005-3


We confirm, to the best of our knowledge and belief, the following representations made to you during your engagement:

1. We are responsible for the formulation of the assertion that the administration of the Trusts listed above was conducted in accordance with the terms of the individual Trust Agreements relating thereto for the year ended December 31, 2007.

2. There have been no fraudulent or other illegal acts that would have a material effect on the assertion.

3.       We have disclosed to you all known matters contradicting the assertion.

4. There have been no communications from internal auditors and other independent practitioners or consultants relating to the assertions including communications received between December 31, 2007 and the date of this letter.

5. We have made available to you all information that we believe is relevant to the assertion.

6. We have responded fully to all inquiries made to us by you during the engagement.

7. No events have occurred subsequent to December 31, 2007 that would require adjustment to or modification of the assertions.

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




/s/Madhu Philips
------------------
Signature

Authorized Signatory
----------------------
Title

March 12, 2008
-----------------
Date

                 [On LaSalle Bank, National Association Letterhead]





March 11, 2008



Pustorino, Puglisi & Co., LLP
515 Madison Avenue
New York, NY 10022

Gentlemen:

In connection with your engagement to apply the agreed-upon procedures, as listed in your engagement letters dated January 28, 2008 and your reports dated March 11, 2008, for the Trusts listed below:

    SATURNS 2003-11                       SATURNS 2004-1
    SATURNS 2003-12                       SATURNS 2004-2
    SATURNS 2003-13                       SATURNS 2004-4
    SATURNS 2003-15                       SATURNS 2004-6
    SATURNS 2003-16                       SATURNS 2005-1
    SATURNS CBT Series 2003-1             SATURNS 2005-2
    TILES Series 2005-1                   SATURNS 2005-3

We confirm, to the best of our knowledge and belief, the following representations made to you during your engagement:

1. We are responsible for the formulation of the assertion that the administration of the Trusts listed above was conducted in accordance with the terms of the individual Trust Agreements relating thereto for the year ended December 31, 2007.

2. There have been no fraudulent or other illegal acts that would have a material effect on the assertion.

3.       We have disclosed to you all known matters contradicting the assertion.

4. There have been no communications from internal auditors and other independent practitioners or consultants relating to the assertions including communications received between December 31, 2007 and the date of this letter.

5. We have made available to you all information that we believe is relevant to the assertion.

6. We have responded fully to all inquiries made to us by you during the engagement.

7. No events have occurred subsequent to December 31, 2007 that would require adjustment to or modification of the assertions.

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




/s/Kathryn Hawkinson
----------------------
Signature

Assistant Vice President
--------------------------
Title

March 13, 2008
----------------
Date