Form 10-K
period 2008-12-31
MS STRUCTURED SATURNS SERIES 2003-13
filed 2009-03-27
CIK 1279657

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

For the fiscal year ended December 31, 2008

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

Large accelerated filer ___    Accelerated filer ___   Non-accelerated filer   X

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).    Yes ___ No     X

         All of the common stock of the registrant is held by Morgan Stanley. As of March 11, 2009, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

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

            (a) The following documents are filed as part of this Report: None

            (b) Reports on Form 8-K:

See Table Below:

 SATURNS Trust No.:              Closing Date                 Payment Dates                      Form 8-K Filing Dates (Not Trust
                                                                                               Agreement Filings in connection with
                                                                                                           Closing Date)

                                                                                                            For FY 2008
2003-13                          8/28/03                  January 15 and July 15                 January 22, 2008 and July 17,  2008


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



         Date:  March 24, 2009

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Bank of America, National Association as successor by merger to LaSalle Bank National Association and its officers and agents.



                                                    By:    /s/Madhu Philips
                                                      --------------------------
                                                    Name:    Madhu Philips
                                                    Title:   Vice President
                                                    Date:    March 24, 2009

                                                                    Exhibit 31.2
                                COMPLIANCE CERTIFICATE


          In connection with the preparation and delivery of the annual report on Form 10-K of MS Structured Asset Corp. on behalf of SATURNS Trust No. 2003-13 for the fiscal year ending December 31, 2008, and the certifications given by Madhu Philips with respect thereto, the undersigned hereby certifies that he is a duly elected Senior Vice President of Bank of America, National Association, successor by merger to LaSalle Bank National Association ("Bamk of America"), and further certifies in his capacity as such as follows:


1. Bank of America has prepared all distribution reports with respect to each distribution date for SATURNS Trust No. 2003-13, and has filed a copy of such reports on Form 8-K during the fiscal year as described on Exhibit A hereto.

2. I have reviewed all reports on Form 8-K containing distribution reports filed in respect of periods included in the fiscal year covered by the annual report of MS Structured Asset Corp. on behalf of SATURNS Trust No. 2003-13;

3. I am familiar with the operations of Bank of America with respect to the SATURNS program and SATURNS Trust No. 2003-13 and the requirement imposed by the applicable trust agreement;

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

7. Based on my knowledge, and except as disclosed in the reports, there are no material legal proceedings with respect to any trust, involving the trust or Bank of America as trustee.


                                              By:      /s/James A. Jendra
                                                 -------------------------------
                                              Name:    James A. Jendra
                                              Title:   Senior Vice President
                                                       Americas Executive
                                              Date:    March 24, 2009

                                                                       EXHIBIT A

SATURNS Trust No.:       Closing Date                         Payment Dates                         Form 8-K Filing Dates (Not Trust
                                                                                                  Agreement Filings in connection
                                                                                                          with Closing Date)

                                                                                                                For FY 2008
2003-13                          8/28/03                  January 15 and July 15                 January 22, 2008 and July 17,  2008

                                                                    Exhibit 99.1
                   [Report of Pustorino, Puglisi & Co., LLP]

                 [On Pustorino, Puglisi & Co., LLP Letterhead]





                       INDEPENDENT ACCOUNTANT'S REPORT
                     ON APPLYING AGREED-UPON PROCEDURES



Bank of America, National Association
135 S. LaSalle Street, Suite 1625
Chicago, IL 60603

MS Structured Asset Corp.
1585 Broadway
New York, NY 10036


With respect to the "Structured Asset Trust Unit Repackagings 2003-13" (SATURNS Trust 2003-13) we have performed the procedures listed below, which were agreed to by Bank of America, National Association as successor by merger to LaSalle Bank National Association (the Trustee) and MS Structured Asset Corp. (the Depositor) solely to assist the Depositor in evaluating the Trustee's assertions that the administration of the Trust Property of SATURNS Trust 2003-13 (the Trust) was conducted in accordance with the terms of the Trust Agreement relating thereto for the year ended December 31, 2008. This agreed -upon procedures engagement was performed in accordance with attestation standards established by the American Institute of Certified Public Accountants. The sufficiency of these procedures is solely the responsibility of the specified users of this report, the Trustee and the Depositor. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.

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


/s/ Pustorino, Puglisi & Co., LLP
----------------------------------
Pustorino, Puglisi & Co., LLP
New York, New York
March 11, 2009

                    [On MS Structured Asset Corp. Letterhead]




March 16, 2009



Pustorino, Puglisi & Co., LLP
515 Madison Avenue
New York, NY 10022

Gentlemen:

In connection with your engagement to apply the agreed-upon procedures, as listed in your engagement letters dated January 15, 2009 and your reports dated March 11, 2009, for the Trusts listed below:

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


We confirm, to the best of our knowledge and belief, the following representations made to you during your engagement:

1. We are responsible for the formulation of the assertion that the administration of the Trusts listed above was conducted in accordance with the terms of the individual Trust Agreements relating thereto for the year ended December 31, 2008.

2. There have been no fraudulent or other illegal acts that would have a material effect on the assertion.

3.       We have disclosed to you all known matters contradicting the assertion.

4. There have been no communications from internal auditors and other independent practitioners or consultants relating to the assertions including communications received between December 31, 2008 and the date of this letter.

5. We have made available to you all information that we believe is relevant to the assertion.

6. We have responded fully to all inquiries made to us by you during the engagement.

7. No events have occurred subsequent to December 31, 2008 that would require adjustment to or modification of the assertions.

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




/s/Madhu Philips
------------------
Signature

Authorized Signatory
----------------------
Title

March 16, 2009
-----------------
Date

              [On Bank of America, National Association Letterhead]





March 11, 2009




Pustorino, Puglisi & Co., LLP
515 Madison Avenue
New York, NY 10022

Gentlemen:

In connection with your engagement to apply the agreed-upon procedures, as listed in your engagement letters dated January 15, 2009 and your reports dated March 11, 2009, for the Trusts listed below:

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

We confirm, to the best of our knowledge and belief, the following representations made to you during your engagement:

1. We are responsible for the formulation of the assertion that the administration of the Trusts listed above was conducted in accordance with the terms of the individual Trust Agreements relating thereto for the year ended December 31, 2008.

2. There have been no fraudulent or other illegal acts that would have a material effect on the assertion.

3.       We have disclosed to you all known matters contradicting the assertion.

4. There have been no communications from internal auditors and other independent practitioners or consultants relating to the assertions including communications received between December 31, 2008 and the date of this letter.

5. We have made available to you all information that we believe is relevant to the assertion.

6. We have responded fully to all inquiries made to us by you during the engagement.

7. No events have occurred subsequent to December 31, 2008 that would require adjustment to or modification of the assertions.

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




/s/Thais Hayum
---------------------
Signature

Assistant Vice President
------------------------
Title

March 17, 2009
---------------
Date