Form 10-K
period 2009-12-31
MS STRUCTURED SATURNS SERIES 2003-13
filed 2010-03-26
CIK 1279657

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549
__________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

                EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE  ACT OF 1934

For the transition period from __________ to __________

Commission File Numbers    001-16443, 333-101155

MS STRUCTURED ASSET CORP.

On behalf of

SATURNS Trust No. 2003-13

 (Exact name of registrant as specified in its charter)

                                Delaware                                                                                               13-4026700

(State or other jurisdiction of incorporation or organization)                     (IRS Employer Identification No.)

1585 Broadway, Second Floor
New York, New York
Attention: In-Young Chase	10036
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:                   (212) 761-2520

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
SATURNS Credit Suisse First Boston (USA), Inc. Debenture Backed Series 2003-13 Class A Callable Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ___ No    X

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ___                                Accelerated filer ___                           Non-accelerated filer    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                   Yes ___ No     X

All of the common stock of the registrant is held by Morgan Stanley.  As of March 19, 2010, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The distribution reports to security holders filed on Form 8-K during the Fiscal Year in lieu of reports on Form 10-Q.

Introductory Note

The Registrant is the depositor under the trust agreements for it various SATURNS Units listed on the New York Stock Exchange.  The Units do not represent obligations of or interests in the Depositor. Pursuant to staff administrative positions established in various no-action letters, see e.g. Corporate Asset Backed Corporation (available August 9, 1995), the Registrant is not required to respond to various items of Form 10-K. Such items are designated herein as “Not applicable.”  Distribution reports detailing receipts and distributions by each trust are filed shortly after each distribution date on Form 8-K in lieu of reports on Form 10-Q.

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

Trust	Underlying Security Issuer or Guarantor	CIK
2003-13	Credit Suisse First Boston (USA), Inc. now known as Credit Suisse (USA), Inc.	0000029646

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Units issued by the SATURNS trusts listed below representing investors’ interest in such trust are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.  The Units are listed on the New York Stock Exchange:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

            Not Applicable

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a) The following documents are filed as part of this Report: None

            (b) Reports on Form 8-K:

See Table Below:

SATURNS Trust No.:	Closing Date	Payment Dates	Form 8-K Filing Dates (Not Trust Agreement Filings in connection with Closing Date) For FY 2009
2003-13	8/28/03	January 15 and July 15	January 16, 2009 and July 15, 2009

SATURNS Trust No.:	Closing Date	Event Description	Form 8-K Filing Dates (Not Trust Agreement Filings in connection with Closing Date or filings related to Payment Dates) For FY 2009
2003-13	8/28/03

Bank of America, N.A. as successor by merger to LaSalle Bank N.A. acts as trustee for the issuing entity.

On November 25, 2009, Bank of America, N.A. (BANA) was named as a defendant in two related lawsuits filed in the U.S. District Court for the Southern District of New York. In BNP Paribas Mortgage Corporation v. Bank of America, N.A. and Deutsche Bank, AG v. Bank of America, N.A., plaintiffs assert breach of contract, negligence, and indemnification claims in connection with BANA's roles as, among other things, collateral agent, custodian, and indenture trustee of Ocala Funding, LLC (Ocala). Ocala was a mortgage warehousing facility that provided funding to Taylor, Bean & Whitaker Mortgage Corp. (TBW) by issuing commercial paper and term securities backed by mortgage loans originated by TBW.  Plaintiffs claim that they purchased in excess of $1.6 billion in securities issued by Ocala and that BANA allegedly failed, among other things, to protect the collateral backing plaintiffs' securities. Plaintiffs seek unspecified compensatory damages, among other relief.

December 30, 2009

            (c) Exhibits:

Exhibit 23       Consent of Pustorino, Puglisi & Co., LLP (See Exhibit 99.1--contained in final paragraph of accountants’ letter)

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

Date:  March 24, 2010

MS STRUCTURED ASSET CORP.
(Registrant)

By:      /s/In-Young Chase

Name:  In-Young Chase

Title:    Vice President

Exhibit 23

[Consent of Pustorino, Puglisi & Co., LLP]

Exhibit 31.1

Rule 13a-14(d) Certification

I, In-Young Chase, certify that:

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

By:      /s/In-Young Chase

Name:  In-Young Chase

Title:    Vice President

Date:   March 24, 2010

Exhibit 31.2

COMPLIANCE CERTIFICATE

In connection with the preparation and delivery of the annual report on Form 10-K of MS Structured Asset Corp. on behalf of SATURNS Trust No. 2003-13 for the fiscal year ending December 31, 2009, and the certifications given by In-Young Chase with respect thereto, the undersigned hereby certifies that he is a duly elected Senior Vice President of Bank of America, National Association as successor by merger to LaSalle Bank National Association and further certifies in his capacity as such as follows:

1.         Bank of America, National Association as successor by merger to LaSalle Bank National Association has prepared all distribution reports with respect to each distribution date for SATURNS Trust No. 2003-13, and has filed a copy of such reports on Form 8-K during the fiscal year as described on Exhibit A hereto.

2.         I have reviewed all reports on Form 8-K containing distribution reports filed in respect of periods included in the fiscal year covered by the annual report of MS Structured Asset Corp. on behalf of SATURNS Trust No. 2003-13;

3.         I am familiar with the operations of Bank of America, National Association as successor by merger to LaSalle Bank National Association with respect to the SATURNS program and SATURNS Trust No. 2003-13 and the requirement imposed by the applicable trust agreement;

4.         Based on my knowledge, the information in the distribution reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by the annual report;

5.         Based on my knowledge, the information required to be provided under each trust agreement, for inclusion in the distribution reports, is included in the distribution reports;

6.         Based on my knowledge, and except as disclosed in the distribution reports, the trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.

7.         Based on my knowledge, and except as disclosed in the distribution reports and as disclosed on the 8-K filed on December 30, 2009 and referenced on Exhibit A to this compliance certificate, there are no material legal proceedings with respect to any trust, involving the trust or Bank of America, National Association as successor by merger to LaSalle Bank National Association as trustee.

By:       /s/Thomas M. O'Connor_____

Name: Thomas M. O'Connor

Title:   Senior Vice President

Date:   March 24, 2010

EXHIBIT A

SATURNS Trust No.:	Closing Date	Payment Dates	Form 8-K Filing Dates (Not Trust Agreement Filings in connection with Closing Date) For FY 2009
2003-13	8/28/03	January 15 and July 15	January 16, 2009 and July 15, 2009

SATURNS Trust No.:	Closing Date	Event Description	Form 8-K Filing Dates (Not Trust Agreement Filings in connection with Closing Date or filings related to Payment Dates) For FY 2009
2003-13	8/28/03

Bank of America, N.A. as successor by merger to LaSalle Bank N.A. acts as trustee for the issuing entity.

On November 25, 2009, Bank of America, N.A. (BANA) was named as a defendant in two related lawsuits filed in the U.S. District Court for the Southern District of New York. In BNP Paribas Mortgage Corporation v. Bank of America, N.A. and Deutsche Bank, AG v. Bank of America, N.A., plaintiffs assert breach of contract, negligence, and indemnification claims in connection with BANA's roles as, among other things, collateral agent, custodian, and indenture trustee of Ocala Funding, LLC (Ocala). Ocala was a mortgage warehousing facility that provided funding to Taylor, Bean & Whitaker Mortgage Corp. (TBW) by issuing commercial paper and term securities backed by mortgage loans originated by TBW.  Plaintiffs claim that they purchased in excess of $1.6 billion in securities issued by Ocala and that BANA allegedly failed, among other things, to protect the collateral backing plaintiffs' securities. Plaintiffs seek unspecified compensatory damages, among other relief.

December 30, 2009

Exhibit 99.1

[Report of Pustorino, Puglisi & Co., LLP]

[On Pustorino, Puglisi & Co., LLP Letterhead]

INDEPENDENT ACCOUNTANT’S REPORT

ON APPLYING AGREED-UPON PROCEDURES

Bank of America, National Association

135 S. LaSalle Street, Suite 1625

Chicago, IL 60603

MS Structured Asset Corp.

1585 Broadway

New York, NY 10036

With respect to the "Structured Asset Trust Unit Repackagings 2003-13" (SATURNS Trust 2003-13) we have performed the procedures listed below, which were agreed to by Bank of America, National Association as successor by merger to LaSalle Bank National Association (the “Trustee”) and MS Structured Asset Corp. (the “Depositor”) solely to assist the Depositor in evaluating the Trustee’s assertions that the administration of the Trust Property of SATURNS Trust 2003-13 (the “Trust”) was conducted in accordance with the terms of the Trust Agreement relating thereto for the year ended December 31, 2009.  This agreed-upon procedures engagement was performed in accordance with attestation standards established by the American Institute of Certified Public Accountants.  The sufficiency of these procedures is solely the responsibility of the specified users of this report, the Trustee and the Depositor.  Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.

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

  Verified Trust property amounts and balances.

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

We were not engaged to, and did not, perform an examination, the objective of which would be the expression of an opinion on the Trustee’s assertions.  Accordingly, we do not express such an opinion.  Had we performed additional procedures, other matters might have come to our attention that would have been reported to you.

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

/s/ Pustorino, Puglisi & Co., LLP

Pustorino, Puglisi & Co., LLP

New York, New York

March 19, 2010

[On MS Structured Asset Corp. Letterhead]

March 19, 2010

Pustorino, Puglisi & Co., LLP

515 Madison Avenue

New York, NY 10022

Gentlemen:

In connection with your engagement to apply the agreed-upon procedures, as listed in your engagement letters dated November 18, 2009 and your reports dated as of the date of this letter, for the Trusts listed below:

SATURNS 2003-11	SATURNS 2004-1
SATURNS 2003-13	SATURNS 2004-2
SATURNS 2003-15	SATURNS 2004-4
SATURNS CBT Series 2003-1	SATURNS 2004-6
TILES Series 2005-1	SATURNS 2005-1
SATURNS 2005-2
SATURNS 2005-3

We confirm, to the best of our knowledge and belief, the following representations made to you during your engagement:

  We are responsible for the formulation of the assertion that the administration of the Trusts listed above was conducted in accordance with the terms of the individual Trust Agreements relating thereto for the year ended December 31, 2009.

  There have been no fraudulent or other illegal acts that would have a material effect on the assertion.

  We have disclosed to you all known matters contradicting the assertion.

  There have been no communications from internal auditors and other independent practitioners or consultants relating to the assertions including communications received between December 31, 2009 and the date of this letter.

  We have made available to you all information that we believe is relevant to the assertion.

  We have responded fully to all inquiries made to us by you during the engagement.

  No events have occurred subsequent to December 31, 2009 that would require adjustment to or modification of the assertions.

  Your report is intended solely for the use of Bank of America, National Association as successor by merger to LaSalle Bank National Association (the Trustee) and MS Structured Asset Corp. (the Depositor) and should not be used by those who have not agreed to the procedures and taken responsibility for the sufficiency of the procedures for their purposes.  We intend for the applicable reports to be a matter of public record as a result of their being included as an exhibit to the annual report on Form 10-K prepared by MS Structured Assets Corp. and filed with the Securities and Exchange Commission on behalf of the corresponding trusts.

  No events have occurred through the date of this letter that would require adjustment to or modification of the assertion.

  No events have occurred subsequent to the statement of financial position date and through the date of this letter that would require adjustment to, or disclosure in, the financial statements.

__/s/In-Young Chase____________

Signature

__Authorized Signatory__________

Title

__March 19, 2010_____________

Date

[On Bank of America, National Association Letterhead]

March 19, 2010

Pustorino, Puglisi & Co., LLP

515 Madison Avenue

New York, NY 10022

Gentlemen:

In connection with your engagement to apply the agreed-upon procedures, as listed in your engagement letters dated November 18, 2009 and your reports dated as of the date of this letter, for the Trusts listed below:

SATURNS 2003-11	SATURNS 2004-1
SATURNS 2003-13	SATURNS 2004-2
SATURNS 2003-15	SATURNS 2004-4
SATURNS CBT Series 2003-1	SATURNS 2004-6
TILES Series 2005-1	SATURNS 2005-1
SATURNS 2005-2
SATURNS 2005-3

We confirm, to the best of our knowledge and belief, the following representations made to you during your engagement:

  We are responsible for the formulation of the assertion that the administration of the Trusts listed above was conducted in accordance with the terms of the individual Trust Agreements relating thereto for the year ended December 31, 2009.

  There have been no fraudulent or other illegal acts that would have a material effect on the assertion.

  We have disclosed to you all known matters contradicting the assertion.

  There have been no communications from internal auditors and other independent practitioners or consultants relating to the assertions including communications received between December 31, 2009 and the date of this letter.

  We have made available to you all information that we believe is relevant to the assertion.

  We have responded fully to all inquiries made to us by you during the engagement.

  No events have occurred subsequent to December 31, 2009 that would require adjustment to or modification of the assertions.

  Your report is intended solely for the use of Bank of America, National Association as successor by merger to LaSalle Bank National Association (the Trustee) and MS Structured Asset Corp. (the Depositor) and should not be used by those who have not agreed to the procedures and taken responsibility for the sufficiency of the procedures for their purposes.  We intend for the applicable reports to be a matter of public record as a result of their being included as an exhibit to the annual report on Form 10-K prepared by MS Structured Assets Corp. and filed with the Securities and Exchange Commission on behalf of the corresponding trusts.

  No events have occurred through the date of this letter that would require adjustment to or modification of the assertion.

  No events have occurred subsequent to the statement of financial position date and through the date of this letter that would require adjustment to, or disclosure in, the financial statements.

__/s/Thais Hayum

Signature

__Assistant Vice President________

Title

__March 19, 2010_____ ___________

Date